Form 10-Q
period 1998-09-11
HANOVER MARRIOTT LIMITED PARTNERSHIP
filed 1998-10-27
CIK 805937

SECURITIES AND
                               EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-24465


                      HANOVER MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

              Delaware                               52-1482649
 -------------------------------------  --------------------------------------
        (State of Organization)          I.R.S. Employer Identification Number)
     10400 Fernwood Road, Bethesda, MD                20817-1109
 -------------------------------------  --------------------------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
               Securities registered pursuant to Section 12(g) of
                                    the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No (Not Applicable. The Partnership became subject to
Section 13 reporting on August 11, 1998.)

===============================================================================
===============================================================================
                      HANOVER MARRIOTT LIMITED PARTNERSHIP
===============================================================================


                                TABLE OF CONTENTS

                                    PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve and Thirty-Six Weeks ended September 11, 1998 (Unaudited)
                and September 12, 1997 (Unaudited)............................1

           Condensed Balance Sheet
              September 11, 1998 (Unaudited) and December 31, 1997............2

           Condensed Statement of Cash Flows
              Thirty-Six Weeks ended September 11, 1998 (Unaudited)
                and September 12, 1997 (Unaudited)............................3

           Notes to Condensed Financial Statements (Unaudited)................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................7


                                            PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................13

Item 6.    Exhibits and Reports on Form 8-K..................................13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      HANOVER MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------
REVENUES
   Hotel revenues (Note 2)...........................$          1,847  $            --    $          5,238  $            --
   Hotel rental......................................              --            1,378                  --            4,393
   Other.............................................              27               27                  82               82
                                                     ----------------  ---------------    ----------------  ---------------

                                                                1,874            1,405               5,320            4,475
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Depreciation......................................             289              282                 861              843
   Incentive management fee..........................             187               --                 358               --
   Base management fee...............................             156               43                 452               43
   Property taxes and other..........................             203              181                 566              386
                                                     ----------------  ---------------    ----------------  ---------------
                                                                  835              506               2,237            1,272
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................           1,039              899               3,083            3,203
   Interest expense..................................            (901)            (999)             (2,764)          (2,716)
   Interest income...................................               7               47                  25              125
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM................................             145              (53)                344              612

EXTRAORDINARY ITEM
   Gain on forgiveness of additional rental..........              --            5,094                  --            5,094
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$            145  $         5,041    $            344  $         5,706
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$              7  $           252    $             17  $           285
   Limited Partners..................................             138            4,789                 327            5,421
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $            145  $         5,041    $            344  $         5,706
                                                     ================  ===============    ================  ===============

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM PER LIMITED
   PARTNER UNIT (84 Units)...........................$          1,643  $          (599)   $          3,893  $         6,921
                                                     ================  ===============    ================  ===============

NET INCOME PER LIMITED
   PARTNER UNIT (84 Units)...........................$          1,643  $        57,012    $          3,893  $        64,536
                                                     ================  ===============    ================  ===============

                  See Notes to Condensed Financial Statements.


                      HANOVER MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                          September 11,       December 31,
                                                                                              1998                1997
                                                                                          --------------    ---------------
                                                                                           (unaudited)

                                     ASSETS


    Property and equipment, net.........................................................$         31,537    $        29,984
    Due from Marriott Hotel Services, Inc...............................................             359                204
    Other assets........................................................................             746                743
    Cash and cash equivalents...........................................................             451              1,952
                                                                                        ----------------    ---------------

                                                                                        $         33,093    $        32,883
                                                                                        ================    ===============


                        LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
    Mortgage debt.......................................................................$         29,519    $        29,760
    Subordinated loan from Host Marriott Corporation....................................           6,975              7,077
    Notes payable and related interest due to the General Partner.......................           4,550              4,317
    Accounts payable and accrued expenses...............................................             138                 80
    Deferred revenue....................................................................              87                169
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................          41,269             41,403
                                                                                        ----------------    ---------------

PARTNERS' DEFICIT
    General Partner.....................................................................            (335)              (352)
    Limited Partners....................................................................          (7,841)            (8,168)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................          (8,176)            (8,520)
                                                                                        ----------------    ---------------

                                                                                        $         33,093    $        32,883
                                                                                        ================    ===============












                  See Notes to Condensed Financial Statements.

                      HANOVER MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 11,       September 12,
                                                                                              1998                1997
                                                                                        ----------------    ---------------

OPERATING ACTIVITIES
     Net income.........................................................................$            344    $         5,706
     Extraordinary item.................................................................              --             (5,094)
                                                                                        ----------------    ---------------
     Net income before extraordinary item...............................................             344                612
     Noncash items......................................................................           1,059              1,226
     Changes in operating accounts......................................................             (97)                51
                                                                                        ----------------    ---------------

           Cash provided by operating activities........................................           1,306              1,889
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net...........................................          (2,414)              (322)
     Change in property improvement fund................................................             (50)              (451)
                                                                                        ----------------    ---------------

           Cash used in investing activities............................................          (2,464)              (773)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
     Principal repayments on mortgage debt..............................................            (241)                --
     Repayment of subordinated loan from Host Marriott Corporation......................            (102)            (2,875)
     Repayment of first mortgage loan...................................................              --            (37,000)
     Proceeds from first mortgage loan..................................................              --             29,875
     Proceeds from subordinated loan from Host Marriott Corporation.....................              --             10,000
     Payment of financing costs.........................................................              --               (500)
                                                                                        ----------------    ---------------

           Cash used in financing activities............................................            (343)              (500)
                                                                                        ----------------    ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................................          (1,501)               616

CASH AND CASH EQUIVALENTS at beginning of period........................................           1,952              2,557
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$            451    $         3,173
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest....................................................$          2,376    $         2,148
                                                                                        ================    ===============








                  See Notes to Condensed Financial Statements.

                      HANOVER MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements have been prepared by Hanover Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-A for the fiscal year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997, and cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, net income of the Partnership is allocated 95% to the limited partners and 5% to Marriott Hanover Hotel Corporation (the "General Partner"). Net losses are allocated 100% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income (loss) for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives, no estimated salvage values for the assets and differences in the timing of the recognition of rental income.

2. On August 18, 1997, the Partnership completed a refinancing of its mortgage debt. In addition to the refinancing, the Partnership converted its operating lease (the "Operating Lease") with Marriott Hotel Services, Inc. ("MHS") to a management agreement the ("Management Agreement"), (collectively referred to as the "Conversion"). Prior to the Conversion, the Partnership recorded revenue based on the rental income to be received from MHS.

     Annual rental (the "Annual Rental") during the term of the Operating Lease was equal to the greater of: (i) minimum rental of $100,000; or (ii) basic rental (the "Basic Rental") equal to 80% of Operating Profit, as defined in the Operating Lease, reduced to 75% of Operating Profit after the Partnership received $4,421,000 of cumulative capital receipts, or (iii) adjusted rental (the "Adjusted Rental") equal to debt service on the mortgage debt plus Partnership administration costs (collectively referred to as "Debt Service") plus the greater of: (a) a preferred return equal to $840,000 or (b) 50% of the amount by which Operating Profit exceeded Debt Service. In no event was Adjusted Rental to exceed Operating Profit.

     The amount by which Adjusted Rental exceeded Basic Rental in any fiscal year was defined as Additional Rental. Cumulative Additional Rental was recoverable by MHS in any fiscal year when Basic Rental exceeded Adjusted Rental, provided no loans from the General Partner or Host Marriott Corporation ("Host Marriott") were then outstanding. Annual Rental was reduced by 50% of such excess to the extent cumulative Additional Rental existed. In addition to the Annual Rental, MHS was required to pay real estate taxes.

     Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the hotel. House profit reflects hotel operating results, which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real estate taxes, insurance and certain other costs, which are disclosed separately in the accompanying statement of operations. Revenues are recorded based on house profit of the hotel because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit from the hotel to MHS.

     Pursuant to the terms of the Management Agreement, MHS receives a base management fee equal to 3% of gross revenues. The Partnership is entitled to the first $4,650,000 of operating profit generated by the hotel each fiscal year ("Owner's Priority"). Owner's Priority is increased by 10% of any additional invested capital. In addition to a base management fee, MHS will be paid an incentive management fee of the next $400,000 from operating profit. Any cash remaining after the payment of the Owner's Priority and the incentive management fee will be allocated 75% to the Partnership and 25% to MHS.

     On November 20, 1997 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its hotel. Accordingly, upon adoption, hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $3.4 million and $3.2 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $9.8 million for the thirty-six weeks ended
     September 11, 1998, and September 12, 1997, and will have no impact on operating profit or net income.

     The following is a summary of hotel revenues, as defined in the Management Agreement (in thousands):

                                                    Twelve Weeks Ended                 Thirty-Six  Weeks Ended
                                              September 11,     September 12,      September 11,   September 12,
                                                  1998              1997               1998              1997
                                            ----------------  ---------------     ---------------  ----------------

   HOTEL SALES
       Rooms................................$          3,277  $         2,943     $         9,324  $          8,990
       Food and beverage....................           1,741            1,773               5,261             5,954
       Other................................             181              156                 491               511
                                            ----------------  ---------------     ---------------  ----------------
                                                       5,199            4,872              15,076            15,455
                                            ----------------  ---------------     ---------------  ----------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms..............................             777              698               2,190             2,006
         Food and beverage..................           1,346            1,320               3,987             4,127
         Other..............................           1,229            1,183               3,661             3,674
                                            ----------------  ---------------     ---------------  ----------------
                                                       3,352            3,201               9,838             9,807
                                            ----------------  ---------------     ---------------  ----------------

     HOTEL REVENUES.........................$          1,847  $         1,671     $         5,238  $          5,648
                                            ================  ===============     ===============  ================


3. Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust ("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

     The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

     Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

     On June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

On August 18, 1997, the Partnership completed a refinancing of its mortgage debt. In addition, the Partnership converted the Operating Lease with MHS to the Management Agreement (the "Conversion") on August 18, 1997. Prior to the Conversion, the Partnership recorded revenue based on the rental income to be received from MHS. Annual rental during the term of the Operating Lease was equal to the greater of: (i) Minimum Rental of $100,000; or (ii) Basic Rental equal to 80% of Operating Profit reduced to 75% of Operating Profit after the Partnership received $4,421,000 of cumulative capital receipts; or (iii) Adjusted Rental equal to Debt Service plus the greater of: (a) a preferred return equal to $840,000 or (b) 50% of the amount by which Operating Profit exceeded Debt Service. In no event was Adjusted Rental to exceed Operating Profit.

The amount by which Adjusted Rental exceeded Basic Rental in any fiscal year was defined as Additional Rentals. Cumulative Additional Rentals were recoverable by MHS in any fiscal year when Basic Rental exceeded Adjusted Rentals, provided no loans from the General Partner or Host Marriott were then outstanding. Annual Rental was reduced by 50% of such excess to the extent cumulative Additional Rentals existed. In addition to the Annual Rental, MHS was required to pay real estate taxes.

Subsequent to the Conversion, the Partnership records revenue based on house profit generated by the hotel. House profit reflects hotel operating results, and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real estate taxes, insurance and certain other costs, which are disclosed separately in the statement of operations. Revenues are recorded based on house profit of the hotel because the Partnership has delegated substantially all of the operating decisions related to the generation of house profit from the hotel to MHS. As a result of the Conversion, hotel revenues as reported under the Management Agreement for the twelve and thirty-six weeks ended September 11, 1998 are not comparable with hotel rental as reported under the Operating Lease for the twelve and thirty-six weeks ended September 12, 1997.

Revenues. Total revenues increased 33%, or $469,000, to $1.9 million and 19%, or $845,000, to $5.3 million for the twelve and thirty-six weeks ended September 11, 1998 when compared to the same periods in 1997. As discussed above, the Partnership converted the Operating Lease to a Management Agreement. As a result of the Conversion, hotel revenues as reported under the Management Agreement for the twelve and thirty-six weeks ended September 11, 1998 are not comparable with hotel rental as reported under the Operating Lease for the twelve and thirty-six weeks ended September 12, 1997. On a comparative basis, hotel revenues for the twelve and the thirty-six weeks ended September 11, 1998 increased 11%, or $176,000, to $1.8 million and decreased 7%, or $410,000, to $5.2 million, respectively, when compared to the same periods in 1997. The decrease in hotel revenues for the thirty-six weeks ended September 11, 1998 is primarily due to decreases in food and beverage sales. Food and beverage sales decreased 2%, or $32,000, to $1.7 million and 12%, or $693,000, to $5.3 million for the twelve and the thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997. Room sales increased 11%, or $334,000, to $3.3 million, and 4%, or $334,000, to $9.3 million for the twelve and thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997 due to increases in REVPAR.

REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR increased 11% for the twelve weeks ended September 11, 1998 when compared to the twelve weeks ended September 12, 1997 due to a two percentage point increase in average occupancy to 84%. The increase in average occupancy was complemented by an 8%, or $10, increase in average room rate to approximately $131 for the twelve weeks ended September 11, 1998 when compared to the same period in 1997. REVPAR increased 4% for the thirty-six weeks ended September 11, 1998 when compared to the thirty-six weeks ended September 12, 1997 due to a 12%, or $15, increase in average room rate to approximately $138 offset by a six percentage point decrease in average occupancy to 76%. The decrease in average occupancy for the thirty-six weeks ended September 11, 1998 is a result of an overall decline in the market and rooms being temporarily out of inventory during the rooms refurbishment that occurred during January through March 1998.

Operating Costs and Expenses. For the twelve and the thirty-six weeks ended September 11, 1998, operating costs and expenses increased 65%, or $329,000, to $835,000 and 76%, or $965,000, to $2.2 million, respectively, when compared to the same periods in 1997, primarily due to the Conversion. For the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997, $300,000 and $767,000 of the increase is related to base and incentive management fees, respectively. The Partnership is responsible for these fees and costs under the Management Agreement, but was not under the Operating Lease. On a comparative basis, base management fees for the twelve and the thirty-six weeks ended September 11, 1998 increased $10,000, or 7%, to $156,000 and decreased $12,000, or 3%, to $452,000, respectively, when compared to the same periods in 1997. Subsequent to the Conversion, MHS receives an incentive management fee once Owner's Priority has been met. For the twelve and the thirty-six weeks ended September 11, 1998, MHS received $187,000 and $358,000, respectively, in incentive management fees. In addition, real estate taxes increased $29,000, or 24%, to $149,000 and $79,000, or 26%, to $385,000 for the twelve and the thirty-six weeks ended September 11, 1998, when compared to the same periods in 1997 due to a re-assessment of the property in 1997.

Operating Profit. As a result of the changes in revenues and expenses discussed above, operating profit increased 16%, or $140,000, to $1.0 million and decreased 4%, or $120,000, to $3.1 million for the twelve and the thirty-six weeks ended September 11, 1998 when compared to the same periods in 1997.

Interest Expense. Interest expense decreased 10%, or $98,000, to $901,000 and increased 2%, or $48,000, to $2.8 million for the twelve and the thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997. The weighted average interest rate on the Partnership's debt, which includes the Subordinated Loan, for the thirty-six weeks ended September 11, 1998 and September 12, 1997, was 9.6% and 8.8%, respectively.

Income (Loss) Before Extraordinary Item. For the twelve weeks ended September 11, 1998 and September 12, 1997, the Partnership's loss before extraordinary item decreased $198,000 to income before extraordinary item of $145,000, as a result of the items discussed above. For the thirty-six weeks ended September 11, 1998 and September 12, 1997, income before extraordinary item decreased $268,000 to $344,000, as a result of the items discussed above.

Extraordinary Item. The Partnership recognized an extraordinary gain during the twelve weeks ended September 12, 1997 of $5.1 million representing the forgiveness of Additional Rental by MHS in connection with the conversion from the Operating Lease to the Management Agreement.

Net Income. Net income for the twelve weeks ended September 11, 1998 and September 12, 1997 was $145,000 and $344,000, respectively, and $5.0 million and $5.7 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, as a result of the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions and Host Marriott. As a result of the successful refinancing of the Partnership's mortgage debt, the General Partner believes that the Partnership will have sufficient capital resources and liquidity to conduct its operations in the ordinary course of business.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from hotel operations. Cash provided by operating activities for the thirty-six weeks ended September 11, 1998 and September 12, 1997 was $1.3 million and $1.9 million, respectively. Cash provided by operations was lower for the thirty-six weeks ended September 11, 1998 primarily due to a decrease in the Hotel's food and beverage sales due to a decrease in occupancy as a result of the rooms refurbishment discussed previously.

The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the hotel. Cash used in investing activities was $2.5 million and $773,000 for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. The increase in cash used in investing activities is due to payments for the rooms refurbishment completed in 1998. Contributions, including interest income, to the property improvement fund were $754,000 and $773,000 for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. Capital expenditures were $2.4 million and $322,000 for the same periods, respectively.

Under the Management Agreement, the Partnership is required to make annual contributions to the property improvement fund which provides funding for capital expenditures and replacement of furniture, fixtures and equipment. Contributions to the fund equal 5% of gross hotel sales, net of interest income. The General Partner believes that the property improvement fund will provide adequate funds in the short and long term to meet the Hotel's capital needs.

The Partnership's financing activities consist of repayments of debt and payment of financing costs. Cash used in financing activities was $343,000 and $500,000 for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively.

In 1997, the Partnership refinanced its mortgage debt (the "Mortgage Debt") with new mortgage debt (the "New Mortgage Debt") of $29.9 million with another independent financial institution. In addition, Host Marriott funded a $10 million subordinated loan to the Partnership which was used to make a $10 million principal payment on the Mortgage Debt.

Year 2000

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership  processes its records on computer hardware and software systems
maintained   by   Host Marriott,  the  parent  company  of
the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotel. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Hotel, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotel, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotel. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotel will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotel. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotel. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Neither the Partnership nor the hotel is presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotel, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits - None.

b.     Reports on Form 8-K

       1. A Form 8-K was filed with the Securities and Exchange Commission on September 16, 1998. This filing, Item 5-Other Events, discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments. A copy of the letter was included as an Item 7-Exhibit in this Form 8-K filing.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                      HANOVER MARRIOTT LIMITED PARTNERSHIP

                      By:      MARRIOTT HANOVER HOTEL CORPORATION
                               General Partner



October 26, 1998      By:      /s/ Earla L. Stowe
                               ------------------
                               Earla L. Stowe
                               Vice President and Chief Accounting Officer